Form 10QSB
period 2006-04-30
51148 INC
filed 2006-06-08
CIK 1317840

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 8, 2006: 100,000 shares of common stock.

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 2006 are not necessarily indicative of results that maybe expected for the year ending January 31, 2007. The financial statements are presented on the accrual basis.

51148, Inc.
(a development stage company)
BALANCE SHEET
As of April 30, 2006

ASSETS

CURRENT ASSETS	4/30/2006	1/31/2006

Cash	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Expenses	2,375	2,125

Total Current Liabilities	2,375	2,125

TOTAL LIABILITIES	$2,375	$2,125

STOCKHOLDERS’ EQUITY

Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(2,475)	(2,225)

Total Stockholders’ Equity	(2,375)	(2,125)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

51148, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending April 30, 2006 and April 30, 2005, and from inception (February 2, 2005) through April 30, 2006

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	4/30/2006	4/30/2005	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	250	100	2,475

NET INCOME (LOSS)	$(250)	$(100)	$(2,475)

ACCUMULATED DEFICIT, BEGINNING BALANCE	$(2,225)	$-	$-
ACCUMULATED DEFICIT, ENDING BALANCE	$(2,475)	$(100)	$(2,475)

Earnings (loss) per share	(Less	(Less	(Less
	than 0.01)	than 0.01)	than 0.01)

Weighted average number of common shares	100,000	100,000	100,000

The accompanying notes are an integral part of these financial statements.

51148, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From inception (February 2, 2005) through April 30, 2006

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock Issued on acceptance
of incorporation expenses
February 2, 2005	100,000	$100	$-	$100

Net Loss			(2,225)	(2,225)

Total, January 31, 2006	100,000	$100	$(2,225)	$(2,125)

Net Loss			(250)	(250)

Total, April 30, 2006	100,000	100	(2,475)	(2,375)

The accompanying notes are an integral part of these financial statements.

51148, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending April 30, 2006 and April 30, 2005, and from inception (February 2, 2005) through April 30, 2006

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	4/30/2006	4/30/2005	INCEPTION

Net income (loss)	$(250)	$(2,225)	$(2,475)

Stock issued as compensation	-	100	100

Increase (Decrease) in Accrued Expenses	250	2,125	2,375

Total adjustments to net income	250	2,225	2,475

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	-
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to the Company's ability to continue as a going concern. The Company's stockholders fund any shortfalls in the Company's cash flow on a day to day basis during the time period that the Company is in the development stage.

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

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, the Company has not set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

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

The Company's stockholders fund the Company's activities while the Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

The Company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole stockholder in acceptance of the incorporation expenses for the Company.

10. Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results
of Operations

Plan of Operation

The Company is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception through April 30, 2006. For the quarter ended April 30, 2006, the registrant recognized a net loss of $250 and for the period from inception through April 30, 2006, the registrant recognized a net less of $2,475. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At April 30, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officer") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer= concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

No matter was submitted during the quarter ending April 30, 2006, covered by this report to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.

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

51148, Inc.
Registrant

Date: June 8, 2006	By:	/s/ Scott Raleigh
Scott Raleigh
President