Form 10QSB
period 2006-07-31
DEWPOINT ENVIRONMENTAL, INC.
filed 2006-09-20
CIK 1317840

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-51191

DEWPOINT ENVIRONMENTAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-5132901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Congress Avenue, Suite 2000

Austin, Texas 78701

(Address of Principal Executive Offices)

512-469-5550

(Issuer’s telephone number)

51148, INC.

4400 Route 9 South, #1000

Freehold, New Jersey 07728

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 19, 2006: 100,000 shares of common stock.

Dewpoint Environmental, Inc.

(formerly 51148, Inc.)

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended July 31, 2006 are not necessarily indicative of results that maybe expected for the year ending January 31, 2007. The financial statements are presented on the accrual basis.

Dewpoint Environmental, Inc.
(formerly 51148, Inc.)
(a development stage company)
BALANCE SHEET
As of July 31, 2006

ASSETS

CURRENT ASSETS	7/31/2006	1/31/2006

Cash	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,725	$2,125

Total Current Liabilities	2,725	2,125

TOTAL LIABILITIES	2,725	2,125

STOCKHOLDERS’ EQUITY

Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(2,825)	(2,225)

Total Stockholders’ Equity	(2,725)	(2,125)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Dewpoint Environmental, Inc.
(formerly 51148, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending July 31, 2006 and July 31, 2005, and from inception (February 2, 2005) through July 31, 2006

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
	7/31/2006	7/31/2005	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	600	975	2,825

NET INCOME (LOSS)	(600)	(975)	(2,825)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,225)	0	0
ACCUMULATED DEFICIT, ENDING BALANCE	$(2,825)	$(975)	$(2,825)

Earnings (loss) per share	$0.00	$0.00

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Dewpoint Environmental, Inc.
(formerly 51148, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending July 31, 2006 and July 31, 2005

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	7/31/2006	7/31/2005

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	350	325

NET INCOME (LOSS)	$(350)	$(325)

 The accompanying notes are an integral part of these financial statements.

Dewpoint Environmental, Inc.
(formerly 51148, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From inception (February 2, 2005) through July 31, 2006

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock Issued on acceptance
Of incorporation expenses
February 2, 2005	100,000	$100	$-	$100

Net Loss			(2,225)	(2,225)

Total, January 31, 2006	100,000	100	(2,225)	(2,125)

Net Loss			(600)	(600)

Total, July 31, 2006	100,000	$100	$(2,825)	$(2,725)

The accompanying notes are an integral part of these financial statements.

Dewpoint Environmental, Inc.
(formerly 51148, Inc.)
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending July 31, 2006 and July 31, 2005, and from inception (February 2, 2005) through July 31, 2006

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	7/31/2006	7/31/2005	INCEPTION

Net income (loss)	$(600)	$(975)	$(2,825)

Stock issued as compensation	-	100	100

Increase (Decrease) in Accrued Expenses	600	875	2,725

Total adjustments to net income	600	975	0

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	-
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DEWPOINT ENVIRONMENTAL, INC.

(formerly 51148, Inc.)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

Industry:

Dewpoint Environmental, Inc. (formerly 51148, Inc.) was incorporated in the State of Delaware as of February 2, 2005. We were formed with plans to locate and negotiate with a business entity for the combination of that target company with and into us. Such a combination normally takes the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. We were formed to provide a method for a foreign or domestic private company to become a reporting company under the Securities Exchange Act of 1934, as amended.

Effective June 9, 2006, Jon R. Hall purchased all of our issued and outstanding common stock from Scott Raleigh, our sole officer, director and shareholder, for $28,000 in cash. In connection with that transaction, Mr. Hall became our sole officer, director and stockholder. Mr. Hall is also the President, Chief Executive Officer and controlling shareholder of Dewpoint Environmental, Inc., a Texas corporation that operates in the solid waste industry. Mr. Hall purchased all of our issued and outstanding common stock with the intention to combine that Texas corporation with us. We expect that business combination to be completed before the end of calendar year 2006.

We have adopted our fiscal year end to be January 31.

Results of Operations and Ongoing Entity:

We are considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to our ability to continue as a going concern. Our stockholders have funded, and we believe will continue to fund, any shortfalls in our cash flow on a day to day basis during the time period in which we are in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding of our capital shortfalls, we anticipate obtaining cash and cash equivalents held by Dewpoint Environmental, Inc. (Texas) in our business combination with that company. We may also obtain additional funding after that business combination from outside investors.

Cash and Cash Equivalents:

We consider cash on hand and amounts on deposit with financial institutions that have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Income Taxes:

We utilize the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, we have not set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments:

Our financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk:

Financial instruments that potentially expose us to concentrations of credit risk consist principally of operating demand deposit accounts. Our policy is to place our operating demand deposit accounts with high credit quality financial institutions. At this time, we have no deposits that are at risk.

2.	Related Party Transactions and Going Concern:

Our financial statements have been presented on the basis that we are a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have identified the business in which we wish to engage, through a business combination with Dewpoint Environmental (Texas). However, we do not have any definitive agreement relating to any such business combination.

Our stockholders have funded, and we believe will continue to fund, our activities until we can complete a business combination with Dewpoint Environmental (Texas). There is a possibility that we will not be successful in completing that business combination.

3.	Accounts Receivable and Customer Deposits:

Accounts receivable and customer deposits do not exist at this time and therefore we have no allowances accounted for or disclosures made.

4.	Use of Estimates:

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make any such estimates at this time.

5.	Revenue and Cost Recognition:

We use the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.	Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs incurred during the developmental stage of our business.

7.	Operating Lease Agreements:

We have no operating lease agreements at this time.

8.	Stockholder’s Equity:

Our preferred stock consists of 50,000,000 shares authorized, at a par value of $0.001, of which none are issued or outstanding at this time.

Our common stock consists of 100,000,000 shares authorized, at a par value of $0.001, of which 100,000 shares are issued and outstanding.

9.	Required Cash Flow Disclosure for Interest and Taxes Paid:

We have paid no amounts for federal income taxes and interest. On February 2, 2005, we issued 100,000 shares of our common stock to our then sole stockholder in exchange for his acceptance of our incorporation expenses.

10. Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results
of Operations

Plan of Operation

Effective June 9, 2006, Jon R. Hall purchased all of our issued and outstanding common stock with the intention to combine Dewpoint Environmental (Texas) with us. We expect that business combination to be completed before the end of calendar year 2006. However, if we cannot effect that business combination, or another combination, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance that we would obtain any such equity funding.

Results of Operation

We did not have any operating income from inception through July 31, 2006. For the quarter ended July 31, 2006, we recognized a net loss of $350 and for the period from inception through July 31, 2006, we recognized a net less of $2,825. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At July 31, 2006, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from our stockholders to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures, including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 29, 2006, Jon R. Hall, our sole stockholder, executed a unanimous written consent in lieu of a special meeting, approving the filing of a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. Pursuant to the Restated Certificate of Incorporation, we amended our existing Certificate of Incorporation to, among other things, change our name from 51148, Inc. to Dewpoint Environmental, Inc.

No other matter was submitted to a vote of our stockholders during the period covered by this report, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dewpoint Environmental, Inc.
Registrant

Date: September 20, 2006	By:	/s/ Jon R. Hall
Jon R. Hall
President