Form 10QSB
period 2006-10-31
DEWPOINT ENVIRONMENTAL, INC.
filed 2006-12-14
CIK 1317840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 14, 2006: 100,000 shares of common stock.

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended October 31, 2006 are not necessarily indicative of results that maybe expected for the year ending January 31, 2007. The financial statements are presented on the accrual basis.

Dewpoint Environmental, Inc.
(formerly 51148, Inc.)
(a development stage company)
BALANCE SHEET
As of October 31, 2006

ASSETS

CURRENT ASSETS	10/31/2006	1/31/2006

Cash	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,100	$2,125

Total Current Liabilities	3,100	2,125

TOTAL LIABILITIES	3,100	2,125

STOCKHOLDERS’ EQUITY

Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(3,200)	(2,225)

Total Stockholders’ Equity	(3,100)	(2,125)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Dewpoint Environmental, Inc.
(formerly 51148, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending October 31, 2006 and February 2, 2005 through October 31, 2005, and from inception (February 2, 2005) through October 31, 2006

	9 MONTHS	Feb. 2, 2005
	ENDING	THROUGH	FROM
	10/31/2006	10/31/2005	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	975	1,225	3,200

NET INCOME (LOSS)	(975)	(1,225)	(3,200)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,225)	0	0
ACCUMULATED DEFICIT, ENDING BALANCE	$(3,200)	$(1,225)	$(3,200)

Earnings (loss) per share	$0.01	$0.01

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Dewpoint Environmental, Inc.
(formerly 51148, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending October 31, 2006 and October 31, 2005

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	10/31/2006	10/31/2005

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	375	250

NET INCOME (LOSS)	$(375)	$(250)

 The accompanying notes are an integral part of these financial statements.

Dewpoint Environmental, Inc.
(formerly 51148, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From inception (February 2, 2005) through October 31, 2006

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock Issued on acceptance
Of incorporation expenses
February 2, 2005	100,000	$100	$-	$100

Net Loss	-	-	(2,225)	(2,225)

Total, January 31, 2006	100,000	100	(2,225)	(2,125)

Net Loss	-	-	(975)	(975)

Total, October 31, 2006	100,000	$100	$(3,200)	$(3,100)

The accompanying notes are an integral part of these financial statements.

Dewpoint Environmental, Inc.
(formerly 51148, Inc.)
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending October 31, 2006 and October 31, 2005, and from inception (February 2, 2005) through October 31, 2006

	9 MONTHS	Feb. 2, 2005
	ENDING	THROUGH	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	10/31/2006	10/31/2005	INCEPTION

Net income (loss)	$(975)	$(1,225)	$(3,200)

Stock issued as compensation	-	100	100

Increase (Decrease) in Accrued Expenses	975	1,125	3,100

Total adjustments to net income	975	1,225	3,200

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	-
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

Effective June 9, 2006, Jon R. Hall purchased all of our issued and outstanding common stock from Scott Raleigh, our sole officer, director and shareholder, for $28,000 in cash. In connection with that transaction, Mr. Hall became our sole officer, director and stockholder. Mr. Hall is also the President, Chief Executive Officer and controlling shareholder of Dewpoint Environmental, Inc., a Texas corporation that operates in the solid waste industry. Mr. Hall purchased all of our issued and outstanding common stock with the intention to combine that Texas corporation with us. We expect that business combination to be completed in the first calendar quarter of 2007.

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

Results of Operation

We did not have any operating income from inception through October 31, 2006. For the quarter ended October 31, 2006, we recognized a net loss of $375 and for the period from inception through October 31, 2006, we recognized a net loss of $3,200. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At October 31, 2006, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from our stockholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the period covered by this report, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6.  Exhibits.

    31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

    32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dewpoint Environmental, Inc.
Registrant

Date: December 14, 2006	By:	/s/ Jon R. Hall
Jon R. Hall
President