Form 10KSB
period 2007-01-31
DEWPOINT ENVIRONMENTAL, INC.
filed 2007-05-31
CIK 1317840

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For Fiscal Year Ended
January 31, 2007

Commission File #000-51191

DEWPOINT ENVIRONMENTAL, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

20-5132901
(IRS Employer Identification Number)

100 Congress Avenue, Suite 2000
Austin, Texas 78701
(Address of principal executive offices )(Zip Code)

512-649-5550
(Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

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
Yes [X] No [ ]

Revenues for year ended January 31, 2007: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 1, 2006, was: $-0-

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 1, 2007, there were 100,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                  [  ] Yes          [ x ] No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

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

Effective June 9, 2006, Jon R. Hall purchased all of our issued and outstanding common stock from Scott Raleigh, our sole officer, director and shareholder at the time, for $28,000 in cash. In connection with that transaction, Mr. Hall became our sole officer, director and stockholder. Mr. Hall is also the President, Chief Executive Officer and controlling shareholder of Dewpoint Environmental, Inc., a Texas corporation that operates in the solid waste industry. Mr. Hall purchased all of our issued and outstanding common stock with the intention to combine Dewpoint Environmental (Texas) with us. Recently, Mr. Hall has determined that such a combination is no longer in the best interests of the corporations, and is considering selling his shares in us or seeking another business combination.

We were formed to provide a method for a foreign or domestic private company to become a reporting (public) company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

•	the ability to use registered securities to make acquisitions of assets or businesses;

•	increased visibility in the financial community;

•	the facilitation of borrowing from financial institutions;

•	improved trading efficiency;

•	shareholder liquidity;

•	greater ease in subsequently raising capital;

•	compensation of key employees through stock options for which there may be a market valuation;

•	enhanced corporate image; and

•	a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company which may wish an initial entry into the United States securities market;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or

•	a company seeking one or more of the other perceived benefits of becoming a public company.

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

Employees

We have no full time employees. Our president has agreed to allocate a portion of his time to our activities, without compensation. The president anticipates that our business plan can be implemented by his devoting very little time to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of Dewpoint Environmental (Texas) at no cost to us. Dewpoint Environmental (Texas) has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

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

Recent Sales of Unregistered Securities. There is one holder of our common stock. The issued and outstanding shares of our common stock were issued to our founder upon our incorporation, for $100 in cash, in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. Each holder of our common stock is entitled to a pro rata share of cash distributions made to stockholders, including dividend payments.

Equity Compensation Plans. We have no securities authorized for issuance under any equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

Effective June 9, 2006, Jon R. Hall purchased all of our issued and outstanding common stock with the intention to combine Dewpoint Environmental (Texas) with us. Recently, Mr. Hall has determined that such a combination is no longer in the best interests of the corporations, and is considering selling his shares in us or seeking another business combination. However, if we cannot effect another combination, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance that we would obtain any such equity funding.

Results of Operation

We did not have any operating income from inception through January 31, 2007. From inception through the period ended January 31, 2007, the registrant recognized a net loss of $3,200. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from stockholders to fund administrative expenses pending acquisition of an operating company.

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

Jon R. Hall will supervise the search for target companies as potential candidates for a business combination. Mr. Hall will pay as his own expenses any costs he incurs in supervising the search for a target company. Mr. Hall may enter into agreements with other consultants to assist in locating a target company and may share stock received or cash resulting from the sale of our securities with such other consultants. Mr. Hall controls us and therefore has the authority to enter into any agreement binding us. Mr. Hall as our sole officer, director and only stockholder can authorize any such agreement binding us. Mr. Hall may sell all of his shares of our common stock to another person or entity, and resign as our sole officer and director, who will then supervise the search for target companies.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by Item 7 are presented in the following order:

DEWPOINT ENVIRONMENTAL, INC.
(a development stage company)

Gately & Associates, LLC
Altamonte Springs, FL

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and shareholder
Dewpoint Environmental, Inc.

        We have audited the accompanying balance sheets of Dewpoint Environmental, Inc. of January 31, 2007 and 2006 and the related statements of operations, statements of stockholder equity and cash flows for the year ended January 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted the audit in accordance with U.S. generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of as of January 31, 2007 and 2006, and the statements of income, stockholder equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
Altamonte Springs, FL
May 30, 2007

Dewpoint Environmental, Inc.
(a development stage company)
BALANCE SHEET
As of January 31, 2007 and 2006

ASSETS

CURRENT ASSETS	1/31/2007	1/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,800	$2,125

Total Current Liabilities	3,800	2,125

TOTAL LIABILITIES	3,800	2,125

STOCKHOLDERS' EQUITY

Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(3,900)	(2,225)

Total Stockholders' Equity	(3,800)	(2,125)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Dewpoint Environmental, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending January 31, 2007 and 11 months ending January 31, 2006 from inception (February 2, 2005) through January 31, 2007

	12 MONTHS	11 MONTHS
	ENDING	ENDING	FROM
	1/31/2007	1/31/2006	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,675	2,225	3,900

NET INCOME (LOSS)	(1,675)	(2,225)	(3,900)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,225)	-	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(3,900)	$(2,225)	$(3,900)

Earnings (loss) per share	(Less than 0.01)	(Less than 0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Dewpoint Environmental, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through January 31, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock Issued on acceptance
of incorporation expenses
February 2, 2005	100,000	$100	$-	$100

Net Loss	-	-	(2,225)	(2,225)

Total, January 31, 2006	100,000	100	(2,225)	(2,125)

Net Loss	-	-	(1,675)	(1,675)

Total, January 31, 2007	100,000	$100	$(3,900)	$(3,800)

The accompanying notes are an integral part of these financial statements.

Dewpoint Environmental, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending January 31, 2007 and 11 months ending January 31, 2006 from inception (February 2, 2005) through January 31, 2007

	12 MONTHS	11 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	1/31/2007	1/31/2006	INCEPTION

Net income (loss)	$(1,675)	$(2,225)	$(3,900)

Stock issued as compensation		100	100

Increase (Decrease) in Accrued Expenses	1,675	2,125	3,800

Total adjustments to net income	1,675	2,225	3,900

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

Effective June 9, 2006, Jon R. Hall purchased all of our issued and outstanding common stock from Scott Raleigh, our sole officer, director and shareholder, for $28,000 in cash. In connection with that transaction, Mr. Hall became our sole officer, director and stockholder. Mr. Hall is also the President, Chief Executive Officer and controlling shareholder of Dewpoint Environmental, Inc., a Texas corporation that operates in the solid waste industry. Mr. Hall purchased all of our issued and outstanding common stock with the intention to combine that Texas corporation with us. Recently, Mr. Hall has determined that such a combination is no longer in the best interests of the corporations, and is considering selling his shares in us or seeking another business combination.

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

10. Income Taxes:

The Company has a net operating loss for the years ending January 31, 2006 and 2007 of $1,675 and $2,225, respectively. These net operating losses may be carried forward for 20 years from the year of loss to offset future operating income. The Company’s management has decided to create an allowance for the deferred tax asset value derived from these losses.

DEWPOINT ENVIRONMENTAL, INC.
(formerly 51148, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

11. Earnings Per Share:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreement with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls. We have not made any significant changes to our internal controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of May 22, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing board of directors are filled by a majority vote of the remaining directors. The officers serve at the will of the board of directors.

Name	Age	Position
Jon R. Hall	60	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Business Experience

JON R. HALL. Mr. Hall, age 60, is currently the President and Chief Executive Officer of Dewpoint Environmental, Inc., a Texas corporation that intends to operate in the solid waste industry. Mr. Hall began his career in the solid waste industry over 30 years ago with Browning-Ferris Industries, Inc. In 1989, Mr. Hall joined Republic Waste Industries, where he served as Executive Vice President for Mergers & Acquisitions. After selling controlling interest to another investment group in 1991, Mr. Hall helped form TransAmerican Waste Industries, Inc. Mr. Hall served as the President of TransAmerican Waste Industries, Inc. until 1994. Since leaving TransAmerican Waste in 1994, Mr. Hall has provided consulting services to a variety of companies in the solid waste industry, as well as companies in other industries.was a stockbroker in Canada from 1966 until 2002.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC on a timely basis. Directors, officers and greater than ten percent beneficial owners are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such forms furnished to us and certain of our internal records, we believe that during the year ended January 31, 2007, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us. However, our current sole officer and director may receive benefits from his ownership of our common stock. We do not have any employment agreements.

No retirement, pension, profit sharing, stock option or insurance programs or other long-term incentive plans have been adopted by us for the benefit of our employees. We have not granted any long-term compensation to any of our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock
Jon R. Hall	100,000	100.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of Dewpoint Environmental (Texas) at no cost to us. Dewpoint Environmental (Texas) has agreed to continue this arrangement until we complete an acquisition or merger. Our sole stockholder, Jon Hall, is the President and Chief Executive Officer of Dewpoint Environmental (Texas).

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

Exhibit Index

3.1	Restated Articles of Incorporation*
3.2	Bylaws**
14	Code of Ethics***
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
*	Included in Current Report on Form 8-K filed on June 30, 2006
**	Included in the Form 10-SB filed on March 8, 2005
***	Included in Annual Report on Form 10-KSB filed on March 13, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended January 31, 2007, we were billed approximately $1,500 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended January 31, 2007.

Tax Fees

For the Company's fiscal year ended January 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2007.

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

DEWPOINT ENVIRONMENTAL, INC.

By: /s/ JON R. HALL
Jon R. Hall
President, Chief Executive Officer,
Chief Financial Officer and Director
Date: May 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ JON R. HALL	President, Chief Executive Officer,	May 31, 2007
Jon R. Hall	Chief Financial Officer and Director (Principal Executive and Financial Officer)